Form 10-Q
period 2012-03-31
SKM Media Corp.
filed 2012-05-14
CIK 1521417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

 __________to __________

                                  Commission File No.:     333-177329

SKM MEDIA CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-4577397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 Broken Sound Parkway, N.W.

Suite 510

Boca Raton, FL 33487

(Address of principal executive offices)

561-404-1040

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of May 14, 2012, the Issuer had 50,000,000 shares of its common stock outstanding.

SKM MEDIA CORP. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part  I – Financial Information Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKM MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	March 31,	December 31,
	2012	2011

Assets

Current Assets:
Cash and cash equivalents	$667,923	$721,669
Accounts receivable, net	36,306	69,529
Advance to supplier	106,907	-
Total current assets	811,136	791,198
Equipment, net	26,136	21,291
Other assets, net	4,488	4,488
Total Assets	$841,760	$816,977

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$198,799	$75,847
Accrued expenses	157,098	171,950
Deferred revenue	421,014	459,072
Convertible notes	-	490,500
Revolving line of credit	199,000	199,000
Employee notes	41,834	76,334
Total current liabilities	1,017,745	1,472,703

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized,
50,000,000 and 48,364,999 shares issued
and outstanding, respectively	500	484
Additional paid-in capital	499,983	9,499
Accumulated deficit	(676,468)	(665,709)
Total stockholders' deficit	(175,985)	(655,726)
Total liabilities and stockholders' deficit	$841,760	$816,977

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SKM MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATION
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue	$1,438,186	$1,674,778

Operating Expenses:
Direct mail	952,231	991,196
Salaries, commissions and benefits	303,829	269,440
Data services	49,491	96,863
Professional fees	34,620	64,569
Other operating expenses	90,940	116,713
Total operating expenses	1,431,111	1,538,781

Operating Income	7,075	135,997

Other Expenses:
Reverse merger expenses	16,235	135,319
Interest expense	7,142	1,813
Total other expenses	23,377	137,132
Loss Before Income Taxes	(16,302)	(1,135)
Income Taxes	(5,543)	-
Net loss	$(10,759)	$(1,135)

Basic and Diluted Loss
per Common Share	$-	$-

Weighted average number of common shares
outstanding - basic and fully diluted	49,209,450	48,333,333

Dividends declared per common share	$-	$-

Pro Forma Income Tax Benefit		$386

Pro Forma Basic and Diluted Loss
per Common Share		$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SKM MEDIA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,759)	$(1,135)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Provision for doubtful accounts	-	-
Depreciation and amortization	1,012	1,012
Changes in Operating Assets and Liabilities:
Accounts receivable	33,223	(68,160)
Advance to supplier	(106,907)	378,019
Accounts payable and accrued expenses	108,100	(29,081)
Deferred revenue	(38,058)	(651,263)

Net cash used in operating activities	(13,389)	(370,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,857)	(528)

Net cash used in investing activities	(5,857)	(528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	-	142,698
Proceeds from issuance of convertible notes payable	-	258,000
Repayment of employee notes	(34,500)	-
Dividends	-	(28,250)

Net cash provided by (used in) financing activities	(34,500)	372,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,746)	1,312
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	721,669	412,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$667,923	$414,180

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY
Issuance of common stock upon conversion
of convertible debt	$490,500	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SKM MEDIA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1. BUSINESS AND ORGANIZATION

SKM Media Corp., including its subsidiaries (“SKM” or the “Company”), was incorporated under the laws of the State of Nevada on October 27, 2010 as Piper Acquisition IV, Inc. The Company changed its name to “SKM Media Corp.” on August 25, 2011. On September 27, 2011, the Company acquired all the capital of SKM Media Group Inc., a Florida corporation (“SKM Group”), effective as of December 31, 2010, in exchange for 45,000,000 shares of the Company’s common stock. SKM Group was formed in December 2008.

The exchange of SKM Group’s shares was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the share exchange was recorded as a recapitalization of the Company, with the financials of SKM Group being treated as the continuing entity. The historical financial statements presented are those of SKM Group, with the exception of the Company’s equity structure which was restated to reflect the number of the Company’s shares issued to effect the share exchange and the authorized capital of the Company is that of SKM Group, the legal acquirer. As of the date of the share exchange, the SKM authorized capital consisted of 250,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value.

The Company generates revenue by delivering measurable marketing results to clients. The Company provides direct mail, prospecting lists and online marketing services for investment firms, insurance firms, automotive groups, banks, mortgage lenders, mortgage brokers, franchisors, and other businesses that have multiple branches or sales representatives that utilize its services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Accounting Principles

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2011 Form 10-K filed with the SEC on May 9, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty; accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of these financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Significant estimates and assumptions are used for, but not limited to: (1) collectability of accounts receivable; and (2) depreciable lives of assets.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in its evaluation, as considered necessary.  Actual results may differ from the estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

SKM MEDIA CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

Revenue Recognition, Deferred Revenue and Deferred Costs

The Company recognizes revenue when all the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company enters into agreements with customers to provide specific marketing services for which it further engages vendors to provide information to it related to its customer’s needs. The Company’s customers typically pay in advance for these services, and likewise, the Company’s vendors require advance payments in order to provide services to it. Moneys received in advance related to contracts from its customers are recorded as deferred revenue until the Company has completed the earnings process; that is until it has met all obligations under the contract and have provided its customer the marketing information for which it was contracted. Similarly, moneys paid in advance to its vendors for their services are deferred as advance to suppliers until which point they have completed their obligations for which they were engaged, including the Company’s acceptance of their marketing information.

The Company recognizes revenue for specific customer contracts along with the corresponding costs to its vendors on the same date; that is the date that the specific mailing (“drop date”) occurs. This date represents the completion of its contractual obligation and the marketing information is provided to its customer under the specific contract. Likewise, this date represents the date that the specific vendor engaged to perform services related to a specific customer contract are completed, as accepted and reviewed by the Company.

Income Taxes

The Company provides for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.  A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.  The Company evaluates its tax positions and establishes assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes.  The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

SKM MEDIA CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

From January 1, 2011 to August 31, 2011, the Company had elected to be treated as an S-Corporation for federal income tax purposes and all of the Company’s income during these periods passed through to the then-shareholders of the Company, and the Company, therefore, had no corporate tax obligation to record. Had the Company’s conversion from an S-Corporation occurred on January 1, 2010, the Company’s pro-forma income tax benefit for the three months ended March 31, 2011, would have been $386.

Accounts Receivable and Significant Customers

Credit is extended to customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.  As of March 31, 2012, and December 31, 2011, the Company’s allowance for doubtful accounts totaled $17,394. For the three months ended March 31, 2012, one of the Company’s customers accounted for approximately 80% of total revenue, comprised of multiple regions across the United States.

Earnings per Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive. During the three months ended March 31, 2012 and 2011, the Company had 1,635,001 and 860,000 potentially dilutive shares outstanding, respectively, attributable to convertible notes convertible into shares of the Company’s common stock outstanding during the periods. However, as the Company had a net loss for each period, their inclusion in the fully diluted earnings per common share calculation would have been anti-dilutive. The Company had no potentially dilutive securities as of March 31, 2012.

As noted above, from January 1, 2011 to August 31, 2011, the Company had elected to be treated as an S-Corporation for federal income tax purposes and all of this income passed through to the then-shareholders of the Company, and the Company, therefore, had no corporate tax obligation to record.  Had the Company not been treated as an S-Corporation during this period, the Company’s pro-forma earnings per share for the three months ended March 31, 2011, would not have been materially impacted.

3. CONVERTIBLE NOTES

In October 2011, the Company issued Convertible Notes (“Convertible Notes”) totaling $500,000 with a group of accredited investors.  The Convertible Notes bear interest at 5% per annum.  In October 2011, one of the note holders, which had not yet funded their note subscription of $9,500, converted their note subscription into 31,666 shares of the Company’s common stock.

The remaining $490,500 of Convertible Notes were converted into 1,635,001 shares of the Company’s common stock upon effectiveness of the Company’s Registration Statement on Form S-1 on February 13, 2012.  The Company recognized total interest expense of $3,056 on these notes during the three months ended March 31, 2012.

SKM MEDIA CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

4. REVOLVING LINE OF CREDIT

On February 17, 2011, the Company entered into a $400,000 revolving draw secured promissory note with a financial institution.  The line of credit loan called for monthly interest only payments calculated based upon the London Interbank Offered Rate (“LIBOR”) Index plus 4.088 percentage points.  The applicable rate of interest at March 31, 2012, was approximately 4.3%.  The note matured on February 17, 2012, but was extended to May 17, 2012. On May 9, 2012, the Company entered into a replacement note (see Note 7 – Subsequent Event).  The outstanding balance at March 31, 2012 was $199,000.  Unused credit at March 31, 2012 was $201,000.  The Company recognized total interest expense of $2,268 on this line of credit during the three months ended March 31, 2012.

5. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company reimbursed Nobis Capital Advisors Inc. (“Nobis”) $26,333 of expenses incurred in identifying a potential business acquisition and related due diligence activities. Nobis is a stockholder of the Company. These costs are included as part of Reverse Merger Expenses.

The Company also paid $108,000, during the three months ended March 31, 2011, to management members and employees of Nobis for services rendered in facilitating the reverse merger and the registration of the Company’s common stock on Form S-1 with the Securities and Exchange Commission. Certain of the payments were made to members of Nobis management who are also stockholders of the Company. These costs are included as part of Reverse Merger Expenses.

During the third quarter of 2011, certain members of the Company’s management team advanced the Company a total of $256,166 to meet working capital requirements.  A total of $214,332 had been repaid as of March 31, 2012, leaving a balance of $41,834 at March 31, 2012.  The borrowings bear interest at an annual interest rate of 5.0% and are due December 31, 2012.  The notes may be prepaid at any time and contain standard event of default terms.  The Company recognized total interest expense of approximately $500 on these borrowings during the three months ended March 31, 2012.

6. STOCKHOLDERS’ EQUITY

Upon effectiveness of the Company’s Registration Statement on Form S-1 on February 13, 2012, the then outstanding $490,500 of the Company’s Convertible Notes was converted into 1,635,001 shares of the Company’s common stock.

During the three months ended March 31, 2011, the Company made distributions to its owners, while the Company’s subsidiary was owned by them prior to their acquisition by the Company, totaling $28,250. The Company has treated these distributions as deemed dividends for financial reporting purposes.

7. SUBSEQUENT EVENTS

On May 9, 2012, the Company entered into a replacement secured promissory note (“May 2012 Note”) for its then existing $400,000 revolving draw secured promissory note with a financial institution.  The May 2012 Note provides for a revolving line of credit of up to $650,000, a maturity date of May 17, 2013, and annual interest rate LIBOR plus 3.761%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to possible future events, our future performance, and our future operations. In some cases, you can identify these forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipates,” “believes,” “expects,” “plans,” “future,” “intends,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements are only our predictions. Our actual results could and likely will differ materially from these forward-looking statements for many reasons, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011. We cannot guarantee future results, levels of activities, performance, or achievements. We undertake no duty to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Background

We were incorporated under the laws of the State of Nevada on October 27, 2010 as Piper Acquisition IV, Inc. We changed our name to “SKM Media Corp.” on August 25, 2011. On September 27, 2011, we acquired all the capital of SKM Media Group, Inc., a Florida corporation (“SKM Group”), effective as of December 31, 2010, in exchange for 45,000,000 shares of our common stock (the “Share Exchange”).

Overview

SKM Media Corp. (“SKM”) helps clients acquire and retain customers at greater profit through the utilization of our proprietary online marketing technology. As a data services and platform technologies leader, SKM specializes in the investment, insurance, financial, mortgage, home services and franchise industries, and other businesses that have multiple branches or sales representatives. Through the utilization of our combined 50 plus years of data expertise, SKM helps clients increase their customer base, differentiate themselves from the competition and maximizing their return on investment.

SKM focuses on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help the client’s prospects make informed choices and find the products that match their needs, with the goal of converting them into long-term customers. We serve in excess of 1,200 clients and generate revenues by delivering measurable marketing results. Our core competencies include: data analytics and response modeling, data hygiene and optimization, list aggregation and fulfillment, campaign design and creative optimization, multi-channel acquisition email marketing, call tracking, reporting and analysis, marketing platform development, and turn-key direct mail fulfillment.

We create, print, mail and email millions of high impact, high response marketing pieces monthly for our clients ranging from individual sales agents, branches, dealers and business owners to Fortune 500 companies. Our network of printing facilities throughout the country allows us to offer direct mail campaigns at a competitive price with the ability to expedite jobs on an as-needed basis. SKM’s turn-key direct mail campaigns include: data, creative design (i.e. A/B split testing, Champion vs. Challenger mail piece analysis), print, packaging, postage, and our toll-free call-tracking system that allows customers to track the success of their campaign in real time. In addition, we have the ability to add personalized, customizable data to any direct mail campaign that enables clients to tailor each campaign to the needs of their prospects, which leads to improved response rates. For the years ended December 31, 2011 and 2010, the revenue generated by our direct mail campaigns represented 93% and 80%, respectively, of our revenue.

In addition to our expertise in direct mail marketing, SKM’s proprietary, easy-to-use marketing platform serves as a powerful differentiator between our company and the competition. Ideal for organizations with multiple locations, SKM’s platform provides an all-in-one solution that enables users to create highly effective marketing campaigns either on-demand, or as part of a corporate enrollment campaign. The platform delivers cost-friendly marketing results to clients with predictability and scalability, and our historical approach suggests that campaigns created using the platform have converted respondents into customers or sales at smaller cost per acquisition and higher ROI.

Another key differentiating factor that sets SKM’s platform apart from the competition is the consistently high response rates our clients receive through campaigns powered by the platform. Unlike other on-demand marketing platforms, the simplicity of SKM’s technology commonly yields user adoption rates in the 30-50% range. This, together with our advanced data analytics and creative services, ensures that every campaign we run for our clients receives a reliable, optimal outcome.

SKM also designs and develops custom marketing platforms for multi-location operations allowing their local offices to access a full suite of turn-key marketing services simply and easily. Some of the largest corporations in the United States use the SKM marketing platform to gain market share, retain existing clients and streamline marketing operations. For franchisors, the SKM platform not only generates new and existing customers, but also recruits new franchisees and helps retain existing franchisees.

Powered by a combination of SKM’s proprietary data and the targeted databases we have access to, the platform allows our clients to create local, regional and national marketing campaigns in a cost-friendly, effective manner. Further, SKM’s advanced lead generation tactics allow our clients to access potential customers located in our database, and each client has the ability to search our database using selection criteria that provides qualified leads and the ability to implement a marketing plan. SKM’s platform helps centralize and streamline the marketing efforts of our clients, allowing them to focus on what matters most: closing sales and generating revenue.

As a full service direct marketing and data services technology company, SKM also provides a number of services that complement our turn-key direct mail and multi-channel marketing programs, and our proprietary platform. These include but are not limited to:

•	Data aggregation and fulfillment
•	Analytics and modeling
•	Data enhancement and append services
•	Acquisition email marketing
•	Telemarketing list rental
•	Lead generation
•	Messaging services
•	Creative design
•	Social media marketing
•	Consulting services

In brief, SKM helps clients communicate their message to potential new customers by delivering compelling offers through the use of proprietary products, media channels and distribution platforms.

Market

SKM utilizes a customer-centric approach based on an in-depth needs analysis to formulate the best marketing strategies for our clients. Since our inception, SKM has been providing simple and effective marketing solutions to help our clients increase sales, provide more inbound leads and lower cost per acquisition.

We believe our marketing services and tools, which support our clients with a focus on the multi-location office model, are positioned to meet the marketing needs of companies ranging from individual agencies to Fortune 500 firms. We further believe that direct marketing is the most applicable and relevant marketing segment because it is targeted and measurable.

Bottom line: we believe our go-to-market strategy helps our clients increase their customer base and differentiate themselves from competitors. This, along with our 50 plus years of combined industry experience and the scalability of our professional team, enable us to help our clients acquire and retain customers at greater profit while simultaneously maximizing their return on investment.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Results of Operations for the Three Months Ended March 31, 2012 and 2011
	For the Three Months Ended March 31,
	2012	2011
Revenue	$1,438,186	$1,674,778

Operating Expenses:
Direct mail	952,231	991,196
Salaries, commissions and benefits	303,829	269,440
Data services	49,491	96,863
Professional fees	34,620	64,569
Other operating expenses	90,940	116,713
Total operating expenses	1,431,111	1,538,781

Operating Income	7,075	135,997
Other Expenses:
Reverse merger expenses	16,235	135,319
Interest expense	7,142	1,813
Total other expenses	23,377	137,132
Loss Before Income Taxes	(16,302)	(1,135)
Income Taxes	(5,543)	-
Net loss	$(10,759)	$(1,135)

Revenue

We derive our revenue principally from the sale of advertising through our online marketing platform.  Revenue includes the sale of direct mail services, data lists, email marketing, and social media services.

We sell our products and services directly through our sales consultants, who are focused on serving multi-location organizations through a consultative process targeting financial, consumer, automotive and travel verticals.  The sales cycle for sales to clients ranges from one day transactional sales to over six months for a platform sale and integration.  Marketing platform sales generally require several months.  As such, our revenue from these type sales may not be linear as these type contracts tend to be larger and less predictable.

We typically enter into multi-month agreements for the delivery of direct mail and email campaigns.  Under our agreements, our clients prepay all costs in advance, which includes media services, data, postage, printing, or transmission costs along with any ancillary costs and fees.  For the three months ended March 31, 2012, one customer accounted for approximately 80% of total revenue, across multiple regions of the United States. As such, the timing and amounts of a significant portion of our revenue can vary with the marketing activity of this client until we are able to more fully diversify our customer base.

Our revenue decreased 14.1% during the three months ended March 31, 2012, from $1,674,778 during the three months ended March 31, 2011, to $1,438,186 for the three months ended March 31, 2012.  This decrease was due to our customer’s decision to schedule a significant drop for which payment had already been received, subsequent to March 31, 2012, which required us to defer the revenue recognized under the contract into the second quarter of 2012. Our deferred revenue at March 31, 2012, totaled $421,014, as compared to $459,072 at December 31, 2011, and $208,174 at March 31, 2011.

Operating Expenses

We intend to continue to increase our operating scale by growing our sales force, product offerings and the infrastructure to support them.  In managing our business for increased scale, we expect each category of operating expenses to increase.  We are not a mature business where operating expense expansion can be tied to current revenue and revenue growth with a goal of meeting a particular immediate operating income target.  Rather, we are intentionally incurring expenses to support our long-term growth plans, acknowledging that these investments may put pressure on near term periodic operating results and increase our operating expenses as a percentage of revenue.

Direct Mail

Our direct mail costs represent costs paid to providers of direct mail distribution services to prepare and distribute customer’s promotional material, which includes preparation, transportation and postage costs provided by such service providers. Such costs decreased 3.9% during the first three months of 2012, from $991,196 during the first quarter of 2011 to $952,231, as a result obtaining more favorable terms with certain vendors for distribution services.

Salaries, Commissions and Benefits

Our personnel costs increased 12.8%, from $269,440 for the three months ended March 31, 2011, to $303,829 during the first quarter of 2012. This increase was primarily attributable to the hiring of an additional sales person since March 31, 2011.

Data Services

Our data services costs decreased 48.9%, from $96,863 for the three months ended March 31, 2011, to $49,491 during the first quarter of 2012. This decrease was in proportion to the decline in data-only sales for the quarter.

Professional Fees

Our professional fees decreased 46.4%, from $64,569 for the three months ended March 31, 2011, to $34,620 during the first quarter of 2012. This decrease was primarily attributable to legal and accounting fees.

Other Operating Expenses

Our other operating expenses decreased 22.1%, from $116,713 for the three months ended March 31, 2011, to $90,940 during the first quarter of 2012. This decrease was primarily attributable to decreases in our advertising costs between the two periods.

Reverse Merger Expenses

On September 27, 2011, we consummated the Share Exchange and effective February 13, 2012, registered 2,013,000 shares of our common stock held by selling shareholders for resale on Form S-1. In this regard, during the three months ended March 31, 2012 and 2011, we incurred $16,235 and $135,319, respectively, of consultation, legal, accounting and other professional fees that we recorded as Reverse Merger Expenses.

Interest Expense

Our interest expense increased during the first three months of 2012, as compared to the same period of 2011, due to the impact of issuing $490,500 in principal amount convertible notes, interest-bearing advances from our management team and obtaining our revolving line of credit.

Income Taxes

Our loss before income taxes totaled $16,302 and $1,135 for the three months ended March 31, 2012 and 2011, respectively. We have provided a deferred tax benefit on our 2012 loss based on our expected statutory tax rate of 34%.

From January 1, 2011 to August 31, 2011, SKM Group had elected to be treated as an S-Corporation for federal income tax purposes and all of this income passed through to the then-shareholders of SKM Group and, therefore, had no corporate tax obligation to record. Had SKM Group’s conversion from an S-Corporation and the Share Exchange occurred on January 1, 2010, our pro-forma income tax benefit for the three months ended March 31, 2011, would have been $386.

Liquidity and Capital Resources

We were formed in December 2008 and remained a development-stage company until the beginning of 2009. Prior to 2009, we financed our operations and capital expenditures through self-funding and revenues. Since 2009, we have financed our operations and expansion of our direct sales force through cash provided by operations and debt. Deferred revenue arising from prepayment by the majority of our clients and vendor trade financing are major components of our cash flow from operations. We expect that cash flow from operations and existing cash balances will be sufficient to continue funding our expansion activities. These activities include investments in developing new products and services for our clients and potential acquisitions. In the event that our activities require additional capital resources that we currently contemplate, we may be required to seek additional equity or debt financing and that financing may not be available on terms favorable to us or at all. In addition, expansion in the number of sales consultants and rapid expansion of new products and services for our clients could require significant capital and entail non-capitalized expenses that could diminish our income from operations.

At March 31, 2012, we had cash and cash equivalents of $667,923 and a working capital deficit of $206,609, as compared to a working capital deficit of $681,505 at December 31, 2011. The primary source of improvement in our working capital position during the first quarter of 2012 was the automatic conversion of $490,500 of convertible notes into 1,635,001 shares of our common stock upon our registration statement on Form S-1 being declared effective by the SEC on February 13, 2012.

We used $13,389 of cash in operating activities during the three months ended March 31, 2012. This was primarily attributable to our net income, reduced by the net change in our deferred revenue and advances to supplier, as well as other working capital changes. We used $370,608 in cash from operating activities during the three months ended March 31, 2011, primarily attributable to the net change in our deferred revenue and advances to supplier balances.  We anticipate the ability to provide cash from operating activities during the next twelve months in amounts sufficient to meet our obligations as they come due.

We have not required, nor do we expect to incur, material amounts of capital expenditures and thus have not had significant amounts of cash used in investing activities to date.

During the three months ended March 31, 2012, we used $34,500 of cash in financing activities to partially repay our outstanding employee notes.  During the three months ended March 31, 2011, we were provided $372,448, through borrowings on our revolving line of credit and proceeds from the issuance of convertible notes. These were partially offset by our distributions to former stockholders of SKM Group.

Our convertible notes totaling $490,500 with several accredited investors bore interest at 5% per annum and were automatically converted into 1,635,001 shares of our common stock on February 13, 2012, upon our registration statement on Form S-1 being declared effective by the SEC.

On February 17, 2011, we entered into a $400,000 revolving draw secured promissory note with a financial institution.  The line of credit loan called for monthly interest only payments calculated based upon a London Interbank Offered Rate (“Libor”) Index plus 4.088 percentage points.  The effective rate of interest at March 31, 2012, was 4.3%.  The note originally matured on February 17, 2012, but was extended to May 17, 2012.  The outstanding balance at March 31, 2012 was $199,000.  On May 9, 2012, the Company entered into a replacement secured promissory note.  The new note provides for a revolving line of credit of up to $650,000, a maturity date of May 17, 2013, and annual interest rate LIBOR plus 3.761%.

During the third quarter of 2011, certain members of our management team advanced us a total of $256,166 to meet working capital requirements.  A total of $214,332 had been repaid as of March 31, 2012, leaving a balance of $41,834 at March 31, 2012.  The borrowings bear interest at an annual interest rate of 5.0% and are due December 31, 2012.

At March 31, 2012, we were in compliance with all of our debt covenants.

Although we expect that cash flow from operations and existing cash balances will be sufficient to meet our current obligations as they come due and continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all.  In addition, expansion in the number of sales consultants and rapid expansion of new products and services for our clients could require significant capital and entail non-capitalized expenses that could diminish our income from operations.  Further, assuming a stable macroeconomic climate and continued favorable operating cash flow, we intend to continue to increase our investment in new sales consultants and in the development of new products.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition, Deferred Revenue and Deferred Costs

The Company recognizes revenue when all the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

We enter into agreements with customers to provide specific marketing services for which we further engage vendors to provide information to us related to our customer’s needs. Our customers typically pay us in advance for these services, and likewise, our vendors require advance payments in order to provide services to us. Moneys received in advance related to contracts from our customers are recorded as deferred revenue until we have completed the earnings process; that is until we have met all obligations under the contract and have provided our customer the marketing information for which we were contracted. Similarly, moneys paid in advance to our vendors for their services are deferred as advance to suppliers until which point they have completed their obligations for which they were engaged, including our acceptance of their marketing information provided to us.

We recognize revenue for specific customer contracts along with the corresponding costs to our vendors on the same date; that is the date that the specific mailing (“drop date”) occurs. This date represents the completion of our contractual obligation and the marketing information is provided to our customer under the specific contract. Likewise, this date represents the date that the specific vendor engaged to perform services related to a specific customer contract are completed, as accepted and reviewed by us.

Income Taxes

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.  A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized.  Realization is dependent on generating sufficient future taxable income.  We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes.  We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any legal proceedings or claims that we believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On September 8, 2011, Experian Information Solutions, Inc. (“EIS”) and Experian Marketing Solutions, Inc. (“EMS”) filed a complaint in United States District Court for the Southern District Court of Florida against SKM Media Group, Inc., our wholly-owned subsidiary, claiming trademark infringement and unfair competition as a result of our alleged unauthorized possession and distribution of the plaintiff’s data.

On or about March 21, 2012, EMS, EIS and the Company entered into a confidential Release and Settlement Agreement (the “Settlement Agreement”). Under the terms of which, no party made an admission of liability, the parties agreed to be solely responsible for all expenses incurred by them in connection with the action, and there are no more obligations by any party.

Item 1A. Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

 Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

4.8*	Business Loan Agreement (with attached Promissory Note) between SKM Media Group Inc. and JP Morgan Chase Bank, NA dated May 9, 2012
31.1*	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2012.

SKM MEDIA CORP.
By:	/s/ Steven L. Moreno
Steven L. Moreno, Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ Joseph Walkowiak
Joseph Walkowiak, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Howard Minsky
Howard Minsky, Treasurer (Principal Accounting Officer)

