Form 10-Q
period 2012-06-30
SKM Media Corp.
filed 2012-08-14
CIK 1521417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of August 10, 2012, the Issuer had 50,000,000 shares of its common stock outstanding.

SKM MEDIA CORP.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SKM MEDIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,126,550	$721,669
Accounts receivable, net	18,906	69,529
Advances to supplier	19,046	-

Total current assets	1,164,502	791,198

Equipment, net	27,265	21,291

Software	28,912	-

Other assets, net	25,096	4,488

Total assets	$1,245,775	$816,977

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$327,812	$75,847
Accrued expenses	149,548	171,950
Deferred revenue	499,596	459,072
Convertible notes	-	490,500
Revolving line of credit	213,700	199,000
Employee notes	33,544	76,334

Total current liabilities	1,224,200	1,472,703

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized,
50,000,000 and 48,364,999 shares issued
and outstanding, respectively	500	484
Additional paid-in capital	499,983	9,499
Accumulated deficit	(478,908)	(665,709)

Total stockholders' equity (deficit)	21,575	(655,726)

Total liabilities and stockholders' equity (deficit)	$1,245,775	$816,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKM MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$3,277,008	$1,509,379	$4,715,194	$3,184,157

Operating Expenses:
Direct mail	2,455,602	1,217,049	3,407,833	2,208,245
Salaries, commissions and benefits	483,831	174,724	787,660	444,164
Data services	66,694	67,525	116,185	164,388
Professional fees	78,835	129,710	129,690	329,437
Other operating expenses	96,262	85,286	187,202	202,160

Total operating expenses	3,181,224	1,674,294	4,628,570	3,348,394

Operating Income (Loss)	95,784	(164,915)	86,624	(164,237)

Interest Expense	6,200	6,591	13,342	8,404

Income (Loss) Before Income Taxes	89,584	(171,506)	73,282	(172,641)

Income Taxes	(107,976)	-	(113,519)	-

Net income (loss)	$197,560	$(171,506)	$186,801	$(172,641)

Basic Income (Loss) per Common Share	$-	$-	$-	$-

Basic Weighted Average Number of Common Shares Outstanding	50,000,000	48,333,333	49,604,725	48,333,333

Diluted Income (Loss) per Common Share	$-	$-	$-	$-

Diluted Weighted Average Number of Common Shares Outstanding	50,000,000	48,333,333	50,000,000	48,333,333

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

SKM MEDIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$186,801	$(172,641)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization	2,024	2,024
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	50,623	(80,247)
(Increase) decrease in advances to suppliers	(19,046)	249,213
Increase in other current assets	-	(10,309)
Deferred taxes	(20,608)	-
Increase (decrease) in accounts payable and accrued expenses	200,651	(52,374)
Increase (decrease) in deferred revenue	40,524	(488,770)

Net cash provided by (used in) operating activities	440,969	(553,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,998)	(1,959)

Net cash used in investing activities	(7,998)	(1,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	14,700	-
Proceeds from issuance of convertible notes payable	-	562,500
Repayment of employee notes	(42,790)	-
Dividends	-	(122,654)

Net cash (used in) provided by financing activities	(28,090)	439,846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	404,881	(115,217)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	721,669	412,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,126,550	$297,651

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,612	$-

Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY
Issuance of common stock upon conversion of convertible debt	$490,500	$-
Software development costs in accrued expenses	$28,912	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

NOTE 1.    BUSINESS AND ORGANIZATION

SKM Media Corp., (“SKM” or the “Company”), was incorporated under the laws of the State of Nevada on October 27, 2010 as Piper Acquisition IV, Inc. The Company changed its name to “SKM Media Corp.” on August 25, 2011. On September 27, 2011, the Company acquired all the capital of SKM Media Group Inc., a Florida corporation (“SKM Group”), effective as of December 31, 2010, in exchange for 45,000,000 shares of the Company’s common stock (“Share Exchange”). SKM Group was formed in December 2008.

The exchange of SKM Group’s shares was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the Share Exchange was recorded as a recapitalization of the Company, with the financial statements of SKM Group being treated as the continuing entity. The historical financial statements presented are those of SKM Group, with the exception of the Company’s equity structure which was restated to reflect the number of the Company’s shares issued to effect the Share Exchange and the authorized capital of the Company in that of SKM, the legal acquirer. As of the date of the Share Exchange, the SKM authorized capital consisted of 250,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value.

The Company generates revenue by delivering measurable marketing results to clients. The Company provides direct mail, prospecting lists and online marketing services for investment firms, insurance firms, automotive groups, banks, mortgage lenders, mortgage brokers, franchisors, and other businesses that have multiple branches or sales representatives that utilize the Company’s services.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of Regulation S-K. These financial statements should be read together with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on May 9, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, SKM Media Group, Inc. Intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty. Accordingly the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of these financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Significant estimates and assumptions are used for, but not limited to: (1) collectability of accounts receivable; and (2) depreciable lives of assets.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in its evaluation, as considered necessary.  Actual results may differ from the estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

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

The Company enters into agreements with customers to provide specific marketing services for which it further engages vendors to provide information and services related to customers’ needs. The Company’s customers typically pay in advance for these services, and likewise, the Company’s vendors require advance payments in order to provide services to it. Moneys received in advance related to contracts from its customers are recorded as deferred revenue until the Company has met all obligations under the contract and has provided its customer the marketing information or services for which it was contracted. Similarly, moneys paid in advance to its vendors for their services are deferred as advances to suppliers until the vendors have completed their obligations for which they were engaged, including the Company’s acceptance of their marketing information.

The Company recognizes revenue for specific customer contracts along with the corresponding costs to its vendors on the same date; that is the date that the specific mailing (“drop date”) occurs. This date represents the completion of its contractual obligation and the date marketing information is provided to its customer under the specific contract. Likewise, this date represents the date that the specific vendor engaged to perform services related to a specific customer contract are completed, as accepted and reviewed by the Company.

Software Development Costs

The Company capitalizes certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. Capitalization ceases at the point that the software is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. As of June 30, 2012 and 2011, the Company has capitalized approximately $29,000 and $0, respectively, of software development costs.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

From January 1, 2011 to August 31, 2011, the Company had elected to be treated as an S-Corporation for federal income tax purposes and all of the Company’s income during that period was passed through to the then-shareholders of the Company, and the Company, therefore, had no corporate income taxes to record. Had the Company’s conversion from an S-Corporation occurred on January 1, 2011, the Company’s pro-forma income tax benefit for the three and six months ended June 30, 2011, would have been approximately $63,000 and $64,000, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.  As of June 30, 2012, and December 31, 2011, the Company’s allowance for doubtful accounts totaled $17,394.

Earnings per Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive. The Company’s potentially dilutive shares outstanding were attributable to convertible notes convertible into shares of the Company’s common stock outstanding. These notes were converted into 1,635,001 shares of common stock in February 2012. Since the Company incurred net losses for the three and six months ended June 30, 2011, these shares were not included in the diluted earnings per common share calculation for these periods because their affect was anti-dilutive. The Company had no potentially dilutive securities outstanding as of June 30, 2012.

As noted above, the Company did not record corporate income taxes for the period from January 1, 2011 to August 31, 2011 Had the Company not been treated as an S-Corporation during this period, the Company’s pro-forma earnings per share for the three and six months ended June 30, 2011, would not have been materially impacted.

NOTE 3. CONCENTRATION RISKS

Revenues

During the three and six months ended June 30, 2012, two customers accounted for a significant portion of the Company’s revenues as follows.

	% of Total Revenue
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Customer A	57%	55%
Customer B	10%	7%
Total	67%	67%

During the three and six months ended June 30, 2011, two customers accounted for a significant portion of the Company’s revenues as follows.

	% of Total Revenue
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Customer A	49%	62%
Customer B	24%	10%
Total	67%	67%

Purchases

During the three and six months ended June 30, 2012, three vendors accounted for a significant portion of the Company’s purchases as follows.

	% of Total Purchases
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Accounts Payable as of June 30, 2012
Vendor A	34%	38%	$-
Vendor B	19%	21%	-
Vendor C	14%	10%	162,201
Total	67%	69%	$162,201

During the three and six months ended June 30, 2011, three vendors accounted for a significant portion of the Company’s revenues as follows.

	% of Total Purchases
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Vendor A	47%	45%
Vendor D	24%	9%
Vendor E	14%	11%
Total	85%	65%

Cash

The Company places its cash with high quality financial institutions and at times may have exceeded the FDIC insurance limits. As of June 30, 2012, the Company had approximately $1,356,000 of deposits in excess of insured amounts.

NOTE 4.   CONVERTIBLE NOTES

In October 2011, the Company issued Convertible Notes (“Convertible Notes”) totaling $500,000 with a group of accredited investors.  The Convertible Notes bear interest at 5% per annum.  In October 2011, one of the note holders, which had not yet funded its note subscription of $9,500, converted the note subscription into 31,666 shares of the Company’s common stock. The remaining $490,500 of Convertible Notes were converted into 1,635,001 shares of the Company’s common stock upon effectiveness of the Company’s Registration Statement on Form S-1 on February 13, 2012.  The Company recognized total interest expense of $3,056 on these notes during the three and six months ended June 30, 2012.

NOTE 5.   REVOLVING LINE OF CREDIT

On February 17, 2011, the Company entered into a $400,000 revolving draw secured promissory note with a financial institution.  The line of credit loan called for monthly interest-only payments calculated based upon the London Interbank Offered Rate (“LIBOR”) Index plus 4.088 percentage points.  The note matured on February 17, 2012, but was extended to May 17, 2012. On May 9, 2012, the Company entered into a replacement secured promissory note.  The new note provides for a revolving line of credit of up to $650,000, a maturity date of May 17, 2013, and annual interest rate LIBOR plus 3.761% (3.97% as of June 30, 2012).  The outstanding balance at June 30, 2012 was $213,700.  The Company recognized total interest expense of $2,181 and $5,215 on this line of credit during the three and six months ended June 30, 2012, respectively. The Company recognized total interest expense of $1,033 and $1,732 on the line of credit during the three and six months ended June 30, 2011, respectively.

NOTE 6.   RELATED PARTY TRANSACTIONS

During the period from July 1, 2011 to September 30, 2011, certain members of the Company’s management team advanced the Company a total of $256,166 to meet working capital requirements.  A total of $222,622 had been repaid, leaving a balance of $33,544 at June 30, 2012.  The borrowings bear interest at an annual interest rate of 5.0% and are due December 31, 2012.  The notes may be prepaid at any time and contain standard event of default terms.  The Company recognized total interest expense of approximately $2,408 and $2,908 on these borrowings during the three and six months ended June 30, 2012, respectively.

NOTE 7.   STOCKHOLDERS’ EQUITY

Upon effectiveness of the Company’s Registration Statement on Form S-1 on February 13, 2012, the then outstanding $490,500 in principal amount of the Company’s Convertible Notes were converted into 1,635,001 shares of the Company’s common stock.

During the three and six months ended June 30, 2011, the Company’s wholly owned subsidiary made distributions to its owners prior to the Share Exchange totaling $94,404 and $122,654, respectively. The Company has treated these distributions as deemed dividends for financial reporting purposes.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.   The Company is not currently aware of any legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

In September 2011, a complaint was filed in the United States District Court for the Southern District Court of Florida against SKM Media Group, Inc., claiming trademark infringement and unfair competition. A settlement agreement was entered into during March 2012.

NOTE 9.   SUBSEQUENT EVENTS

2012 Incentive Stock Plan

In July 2012, the Company’s board of directors and majority shareholders approved the 2012 Incentive Stock Plan (the “Plan”) designed to retain directors, executives and selected employees and consultants and reward them for their contributions to the success of the Company. The Plan provides for the granting of stock options and common stock awards at the discretion of the compensation committee of the Company’s board of directors or in the absence thereof, the Board.

Stock Option Awards

In July 2012, the Company entered into an employment agreement with its Director of Home Sevices, a key employee (the “Key Employee”), pursuant to which the Key Employee was awarded options to acquire 1,500,000 shares of common stock for an exercise price of $0.30 per share, vesting after two years of employment and expiring ten years from the date of grant. The Key Employee is also eligible to earn options to acquire up to 5,250,000 shares of common stock for an exercise price of $0.01 shares based on performance criteria specified in the employment agreement.

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

Overview

SKM helps clients acquire and retain customers at greater profit through the utilization of our proprietary online marketing technology. As a data services and platform technologies leader, SKM specializes in the investment, insurance, financial, mortgage, home services and franchise industries, and other businesses that have multiple branches or sales representatives. Through the utilization of our data expertise, SKM helps clients increase their customer base, differentiate themselves from the competition and maximize their return on investment.

SKM focuses on serving clients in large, information-intensive industry verticals where relevant, targeted media and offerings help the clients’ prospects make informed choices and find the products that match their needs, with the goal of converting them into long-term customers. We serve in excess of 1,200 clients and generate revenues by delivering measurable marketing results. Our core competencies include: data analytics and response modeling, data hygiene and optimization, list aggregation and fulfillment, campaign design and creative optimization, multi-channel acquisition email marketing, call tracking, reporting and analysis, marketing platform development, and turn-key direct mail fulfillment.

We create, print, mail and email millions of high impact, high response marketing pieces monthly for our clients ranging from individual sales agents, branches, dealers and business owners to Fortune 500 companies. Our network of printing facilities throughout the country allows us to offer direct mail campaigns at a competitive price with the ability to expedite jobs on an as-needed basis. SKM’s turn-key direct mail campaigns include: data, creative design (i.e. A/B split testing, Champion vs. Challenger mail piece analysis), print, packaging, postage, and our toll-free call-tracking system that allows customers to track the success of their campaign in real time. In addition, we have the ability to add personalized, customizable data to any direct mail campaign that enables clients to tailor each campaign to the needs of their prospects, which leads to improved response rates. For the six months ended June 30, 2012 and 2011, the revenue generated by our direct mail campaigns represented 94% and 90%, respectively, of our total revenue.

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

Bottom line: we believe our go-to-market strategy helps our clients increase their customer base and differentiate themselves from competitors. This, along with our 50-plus years of combined industry experience and the scalability of our professional team, enable us to help our clients acquire and retain customers at greater profit while simultaneously maximizing their return on investment.

Results of Operations

Introduction

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

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		Variances
	2012	2011	$	%

Revenue	$3,277,008	$1,509,379	$1,767,629	117.1%

Operating Expenses:
Direct mail	2,455,602	1,217,049	1,238,553	101.8%
Salaries, commissions and benefits	483,831	174,724	309,107	176.9%
Data services	66,694	67,525	(831)	-1.2%
Professional fees	78,835	129,710	(50,875)	-39.2%
Other operating expenses	96,262	85,286	10,976	12.9%

Total operating expenses	3,181,224	1,674,294	1,506,930	90.0%

Operating Income (Loss)	95,784	(164,915)	260,699	158.1%

Interest Expense	6,200	6,591	(391)	-5.9%

Income (Loss) Before Income Taxes	89,584	(171,506)	261,090	-152.2%

Income Taxes	(107,976)	-	-

Net income (loss)	$197,560	$(171,506)	$261,090	152.2%

Revenue

Our revenue increased by $1,767,629, or 117.1%, during the three months ended June 30, 2012, from $1,509,379 during the three months ended June 30, 2011, to $3,277,008 for the three months ended June 30, 2012.  This increase was primarily due to our largest customer increasing its utilization of our marketing platform by approximately $1.2 million, our second largest customer increasing its utilization of our services by approximately $123,000, and several new customers added to the Company’s customer list since June 2011.

Direct Mail

Our direct mail costs represent costs paid to providers of direct mail distribution services to prepare and distribute customers’ promotional material, which includes preparation, transportation and postage costs provided by such service providers. Such costs increased by $1,238,553, or 101.8%, from $1,217,049 during the three months ended June 30, 2011 to $2,455,602 during the three months ended June 30, 2012 as a result of the increase in sales described above.

Salaries, Commissions and Benefits

Our personnel costs increased by $309,107, or 176.9%, from $174,724 for the three months ended June 30, 2011, to $483,831 during the three months ended June 30, 2012. This increase was attributable to the hiring of additional sales and fulfillment personnel since June 30, 2011 and increased commissions resulting from the increased sales and marketing activity.

Data Services

Our data services costs decreased by $831, or 1.2%, from $67,525 for the three months ended June 30, 2011, to $66,694 during the three months ended June 30, 2012.

Professional Fees

Our professional fees decreased by $50,875, or 39.2%, from $129,710 for the three months ended June 30, 2011, to $78,835 during the three months ended June 30, 2012. This decrease was primarily attributable to higher professional fees incurred related to our Share Exchange during 2011.

Other Operating Expenses

Our other operating expenses increased $10,976, or 12.9%, from $85,286 for the three months ended June 30, 2011, to $96,262 during the three months ended June 30, 2012. This increase was primarily attributable to increased programming, Internet and software costs related to the increased sales and marketing activity.

Income Taxes

The Company recognized an income tax benefit of $107,976 during the three months ended June 30, 2012 due the utilization of certain tax benefits previously not recognized.

Six Months ended June 30, 2012 as compared to six months ended June 30, 2011

The following table summarizes our results of operations for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,		Variances
	2012	2011	$	%

Revenue	$4,715,194	$3,184,157	$1,531,037	48.1%

Operating Expenses:
Direct mail	3,407,833	2,208,245	1,199,588	54.3%
Salaries, commissions and benefits	787,660	444,164	343,496	77.3%
Data services	116,185	164,388	(48,203)	-29.3%
Professional fees	129,690	329,437	(199,747)	-60.6%
Other operating expenses	187,202	202,160	(14,958)	-7.4%

Total operating expenses	4,628,570	3,348,394	1,280,176	38.2%

Operating Income (Loss)	86,624	(164,237)	250,861	152.7%

Interest Expense	13,342	8,404	4,938	58.8%

Income (Loss) Before Income Taxes	73,282	(172,641)	245,923	142.4%

Income Taxes	(113,519)	-	(113,519)

Net income (loss)	$186,801	$(172,641)	$359,442	208.2%

Revenue

Our revenue increased by $1,531,037, or 48.1%, during the six months ended June 30, 2012, from $3,184,157 during the six months ended June 30, 2011, to $4,715,194 for the six months ended June 30, 2012.  This increase was primarily due to our largest customer increasing its utilization of our marketing platform by approximately $719,000, our second largest customer increasing its utilization of our services by approximately $156,000, and several new customers added to the Company’s customer list since June 2011.

Direct Mail

Our direct mail costs represent costs paid to providers of direct mail distribution services to prepare and distribute customer’s promotional material, which includes preparation, transportation and postage costs provided by such service providers. Such costs increased by $1,199,588, or 54.3%, from $2,208,245 during the six months ended June 30, 2011 to $3,407,833 during the six months ended June 30, 2012 as a result of the increase in sales described above.

Salaries, Commissions and Benefits

Our personnel costs increased by $343,496, or 77.3%, from $444,164 for the six months ended June 30, 2011, to $787,660 during the six months ended June 30, 2012. This increase was attributable to the hiring of additional sales and fulfillment personnel since June 30, 2011 and increased commissions resulting from the increased sales and marketing activity.

Data Services

Our data services costs decreased by $48,203, or 29.3%, from $164,388 for the six months ended June 30, 2011, to $116,185 during the six months ended June 30, 2012. This decrease was in proportion to the decrease in data-only sales during the first quarter of 2012.

Professional Fees

Our professional fees decreased by $199,747, or 60.6%, from $329,437 for the six months ended June 30, 2011, to $129,690 during the six months ended June 30, 2012. This decrease was primarily attributable to higher professional fees incurred related to our Share Exchange during 2011.

Other Operating Expenses

Our other operating expenses decreased $14,958, or 7.4%, from $202,160 for the six months ended June 30, 2011, to $187,202 during the six months ended June 30, 2012.

Income Taxes

The Company recognized an income tax benefit of $113,519 during the three months ended June 30, 2012 due the utilization of certain tax benefits previously not recognized.

Liquidity and Capital Resources

We were formed in December 2008 and remained a development-stage company until the beginning of 2009. Prior to 2009, we financed our operations and capital expenditures through self-funding and revenues. Since 2009, we have financed our operations and expansion of our direct sales force through cash provided by operations and debt. Deferred revenue arising from prepayment by the majority of our clients and vendor trade financing are major components of our cash flow from operations. We expect that cash flow from operations and existing cash balances will be sufficient to continue funding our expansion activities over the next twelve months. Should the Company decide to accelerate investments in developing new products and services for our clients and explore acquisitions, we may require additional capital resources in the form of equity or debt financing. That financing may not be available on terms favorable to us or at all. In addition, expansion in the number of sales consultants and rapid expansion of new products and services for our clients could require significant capital and entail non-capitalized expenses that could diminish our income from operations.

At June 30, 2012, we had cash and cash equivalents of $1,126,550 and a working capital deficit of $59,698, as compared to a working capital deficit of $681,505 at December 31, 2011. The primary source of improvement in our working capital position during the first quarter of 2012 was the automatic conversion of $490,500 in principal amount of convertible notes into 1,635,001 shares of our common stock upon our registration statement on Form S-1 being declared effective by the SEC on February 13, 2012.

We generated $440,969 of cash from operating activities during the six months ended June 30, 2012. This was primarily attributable to our net income of approximately $187,000, increases in accounts payable and accrued expenses of $318,000, deferred revenue of $41,000 and a decrease in accounts receivable of approximately $51,000, offset by an increase in advances to suppliers of $19,000. We used approximately $553,000 in cash from operating activities during the six months ended June 30, 2011, primarily attributable to our net loss of approximately $173,000, a decrease in our deferred revenue of approximately $489,000, a decrease in account payable of approximately $52,000, and an increase in accounts receivable of approximately $80,000, offset by an a decrease in advances to suppliers approximately $249,000.  We anticipate the ability to generate cash from operating activities during the next twelve months in amounts sufficient to meet our obligations as they come due.

We have not required, nor do we expect to incur, material amounts of capital expenditures and thus have not had significant amounts of cash used in investing activities to date.

During the six months ended June 30, 2012, we used approximately $28,000 of cash in financing activities consisting of approximately $43,000 to partially repay our outstanding employee notes, offset by additional borrowings from our line of credit of approximately $15,000.  During the six months ended June 30, 2011, we were provided approximately $440,000, through borrowings on our revolving line of credit and proceeds from the issuance of convertible notes. These were partially offset by our distributions to former stockholders of SKM Group.

Our convertible notes in the principal amount of $490,500 with several accredited investors bore interest at 5% per annum and were automatically converted into 1,635,001 shares of our common stock on February 13, 2012, upon our registration statement on Form S-1 being declared effective by the SEC.

On February 17, 2011, we entered into a $400,000 revolving draw secured promissory note with a financial institution.  The line of credit loan called for monthly interest only payments calculated based upon a London Interbank Offered Rate (“Libor”) Index plus 4.088 percentage points.  The effective rate of interest at June 30, 2012, was 4.3%.  The note originally matured on February 17, 2012, but was extended to May 17, 2012.  The outstanding balance at June 30, 2012 was $213,700.  On May 9, 2012, the Company entered into a replacement secured promissory note.  The new note provides for a revolving line of credit of up to $650,000, a maturity date of May 17, 2013, and annual interest rate LIBOR plus 3.761%.

At June 30, 2012, we were in compliance with all of our debt covenants.

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

We enter into agreements with customers to provide specific marketing services for which we further engage vendors to provide information to us related to our customer’s needs. Our customers typically pay us in advance for these services, and likewise, our vendors require advance payments in order to provide services to us. Moneys received in advance related to contracts from our customers are recorded as deferred revenue until we have completed the earnings process; that is until we have met all obligations under the contract and have provided our customer the marketing information for which we were contracted. Similarly, moneys paid in advance to our vendors for their services are deferred as advances to suppliers until which point they have completed their obligations for which they were engaged, including our acceptance of their marketing information provided to us.

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

At June 30, 2012, we did not have any off-balance sheet arrangements.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2011. Further, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.               Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 9, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

 Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosure

Not applicable.

Item 5.   Other Information

In July 2012, the Company’s board of directors and majority shareholders approved the 2012 Incentive Stock Plan (the “Plan”) designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in the growth and performance of the Company. The Plan provides for the granting of stock options and common stock awards at the discretion of the compensation committee of the Company’s board of directors or in the absence thereof, the Board. A copy of the Plan is filed herewith as Exhibit 10.3.

Item 6.	Exhibits

Exhibit No.	Description

10.3	2012 Incentive Stock Plan
31.1	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

SKM MEDIA CORP.

By:	/s/ Steven L. Moreno
Steven L. Moreno, Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ David Brooks
David Brooks, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Howard Minsky
Howard Minsky, Treasurer (Principal Accounting Officer)

