Form 10-Q
period 2012-09-30
SKM Media Corp.
filed 2012-11-13
CIK 1521417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐   No ☒

As of November 8, 2012, the Issuer had 49,999,994 shares of its common stock outstanding.

SKM MEDIA CORP. AND SUBSIDIARY

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

SKM MEDIA CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$651,153	$721,669
Accounts receivable, net	125,368	69,529
Advances to supplier	259,357	-

Total current assets	1,035,878	791,198

Equipment, net	28,850	21,291

Software	28,912	-

Other assets, net	16,423	4,488

Total assets	$1,110,063	$816,977

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$218,165	$75,847
Accrued expenses	73,703	171,950
Deferred revenue	542,438	459,072
Convertible notes	-	490,500
Revolving line of credit	213,700	199,000
Employee notes	10,008	76,334

Total current liabilities	1,058,014	1,472,703

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 50,000,000 and 48,364,999 shares issued and outstanding, respectively	500	484
Additional paid-in capital	532,496	9,499
Accumulated deficit	(480,947)	(665,709)

Total stockholders' equity (deficit)	52,049	(655,726)

Total liabilities and stockholders' equity (deficit)	$1,110,063	$816,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKM MEDIA CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$3,688,055	$1,179,116	$8,403,249	$4,363,273

Operating Expenses:
Direct mail	2,949,305	978,732	6,357,138	3,186,977
Salaries, commissions and benefits	502,045	230,218	1,289,705	674,382
Data services	45,916	62,447	162,101	226,835
Professional fees	44,677	511	174,367	329,948
Other operating expenses	122,858	126,635	310,060	328,795

Total operating expenses	3,664,801	1,398,543	8,293,371	4,746,937

Operating Income (Loss)	23,254	(219,427)	109,878	(383,664)

Interest Expense	3,788	10,872	17,130	19,276

Income (Loss) Before Income Taxes	19,466	(230,299)	92,748	(402,940)

Income Tax Expense (Benefit)	21,505	-	(92,014)	-

Net income (loss)	$(2,039)	$(230,299)	$184,762	$(402,940)

Basic and Diluted Income (Loss) per Common
Share	$-	$-	$-	$(0.01)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	50,000,000	48,333,333	49,604,725	48,333,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKM MEDIA CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$184,762	$(402,940)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Stock-based compensation	32,513	-
Depreciation and amortization	3,036	3,036
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(55,839)	(516,105)
(Increase) decrease in advances to suppliers	(259,357)	485,817
Increase in accounts payable and accrued expenses	44,071	57,488
Increase in deferred revenue	83,366	238,352
Deferred taxes and other	(11,935)	100

Net cash provided by (used in) operating activities	20,617	(134,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development	(28,912)	-
Capital expenditures	(10,595)	(1,959)

Net cash used in investing activities	(39,507)	(1,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	14,700	400,000
Repayment on revolving line of credit	-	(150,000)
Proceeds from issuance of convertible notes payable	-	490,500
Issuance of Employee Notes		256,166
Repayment of employee notes	(66,326)	(71,082)
Dividends paid	-	(436,749)

Net cash (used in) provided by financing activities	(51,626)	488,835

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,516)	352,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	721,669	412,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$651,153	$765,492

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,612	$5,836

Cash paid for taxes	$2,355	$-

NON-CASH INVESTING AND FINANCING ACTIVITY
Issuance of common stock upon conversion of convertible debt	$490,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1. BUSINESS AND ORGANIZATION

SKM Media Corp., (together with its wholly owned subsidiary, “SKM” or the “Company”), was incorporated under the laws of the State of Nevada on October 27, 2010 as Piper Acquisition IV, Inc. The Company changed its name to “SKM Media Corp.” on August 25, 2011. On September 27, 2011, the Company acquired all the outstanding capital stock of SKM Media Group Inc., a Florida corporation (“SKM Group”), effective as of December 31, 2010, in exchange for 45,000,000 shares of the Company’s common stock (“Share Exchange”). SKM Group was formed in December 2008.

The exchange of SKM Group’s capital stock was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the Share Exchange was recorded as a recapitalization of the Company, with the financial statements of SKM Group being treated as the continuing entity. Therefore, the historical financial statements presented are those of SKM Group, with the exception of the Company’s equity structure which was restated to reflect the number of the Company’s shares issued to effect the Share Exchange and the authorized capital of the Company is that of SKM Media Corp., the legal acquirer. As of the date of the Share Exchange, the authorized capital SKM Media Corp. consisted of 250,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on May 9, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

Future events and their effects cannot be predicted with certainty. Accordingly, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates used in the preparation of these financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Significant estimates and assumptions are used for, but not limited to: (1) collectability of accounts receivable; (2) fair value of stock-based compensation; and (2) depreciable lives of assets.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis and may employ outside experts to assist in its evaluation, as considered necessary.  Actual results may differ from the estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

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

From January 1, 2011, to August 31, 2011, the Company had elected to be treated as an S-Corporation for federal income tax purposes and all of the Company’s income during these periods passed through to the then-shareholders of the Company, and the Company, therefore, had no corporate tax obligation to record. Had the Company’s conversion from an S-Corporation occurred on January 1, 2011, the Company’s pro-forma income tax benefit for the three and nine months ended September 30, 2011, would have been approximately $81,000 and $141,000, respectively.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors.  The Company generally does not require collateral or other security to support accounts receivable.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts and sales credits.  As of September 30, 2012, and December 31, 2011, the Company’s allowance for doubtful accounts totaled $21,328 and $17,394, respectively.

Stock-based Compensation

The Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award.  Compensation expense is recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

Earnings per Share

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive securities that were outstanding during the respective periods, unless their impact would be antidilutive. The Company’s potentially dilutive shares outstanding were attributable to convertible notes convertible into shares of the Company’s common stock and options, granted in July 2012, to acquire 1,500,000 shares of the Company’s common stock. These notes were converted into 1,635,001 shares of common stock in February 2012. Since the Company incurred net losses for the three and nine months ended September 30, 2011, these shares were not included in the fully diluted earnings per common share calculation for these periods because their affect was anti-dilutive. The Company’s potentially dilutive securities outstanding as of September 30, 2012 consisting of stock options exercisable into 1,500,000 shares of common stock were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 because their impact was anti-dilutive.

As noted above, from January 1, 2011 to August 31, 2011, the Company had elected to be treated as an S-Corporation for federal income tax purposes and all of this income passed through to the then-shareholders of the Company, and the Company, therefore, had no corporate tax obligation to record.  Had the Company not been treated as an S-Corporation during this period, the Company’s pro-forma earnings per share for the three and nine months ended September 30, 2011, would not have been materially impacted.

NOTE 3. CONCENTRATION RISKS

Revenues

During the three and nine months ended September 30, 2012, two customers accounted for a significant portion of the Company’s revenues as follows.

	% of Total Revenue
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Accounts Receivable as of September 30, 2012
Customer A	70%	64%	$57,967
Customer B	12%	6%	-
Total	82%	70%	$57,967

One customer accounted for 48% of the Company’s revenues during each of the three and nine months ended September 30, 2011.

Purchases

During the three and nine months ended September 30, 2012, three vendors accounted for a significant portion of the Company’s purchases as follows.

	% of Total Purchases
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Accounts Payable as of September 30, 2012
Vendor A	57%	46%	$-
Vendor B	13%	7%
Vendor C	3%	13%	-
Total	73%	66%	$-

During the three and nine months ended September 30, 2011, three vendors accounted for a significant portion of the Company’s purchases as follows.

	% of Total Purchases
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Vendor A	40%	46%
Vendor D	2%	10%
Vendor E	13%	4%
Total	55%	60%

Cash

The Company places its cash with high quality financial institutions and at times may have exceeded the FDIC insurance limits. On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.

NOTE 4. CONVERTIBLE NOTES

In October 2011, the Company issued Convertible Notes (“Convertible Notes”) totaling $500,000 bearing interest at 5% per annum in a private offering to a group of accredited investors.  In October 2011, one of the note holders, which had not yet funded its note subscription of $9,500, converted its note subscription into 31,666 shares of the Company’s common stock.

The remaining $490,500 of Convertible Notes were converted into 1,635,001 shares of the Company’s common stock upon effectiveness of the Company’s Registration Statement on Form S-1 on February 13, 2012.  The Company recognized total interest expense of $3,056 on these notes during the three and nine months ended September 30, 2012.

NOTE 5. REVOLVING LINE OF CREDIT

On February 17, 2011, the Company entered into a $400,000 revolving draw secured promissory note with a financial institution.  The line of credit loan provided for monthly interest only payments calculated based upon the London Interbank Offered Rate (“LIBOR”) Index plus 4.088 percentage points.  The note matured on February 17, 2012, but was extended to May 17, 2012. On May 9, 2012, the Company entered into a replacement secured promissory note.  The new note provides for a revolving line of credit of up to $650,000, a maturity date of May 17, 2013, and annual interest rate LIBOR plus 3.761% (4.731% as of September 30, 2012).  The note is secured by a pledge of substantially all of the Company’s assets and is guaranteed by the Company's two principal stockholders and officers. The outstanding principal balance at September 30, 2012 was $213,700.  The Company recognized total interest expense of $2,237 and $5,936 on this line of credit during the three and nine months ended September 30, 2012, respectively.  The Company recognized total interest expense of $2,320 and $4,032 on this line of credit during the three and nine months ended September 30, 2011, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

During the third quarter of 2011, certain members of the Company’s management team advanced the Company a total of $256,166 to meet working capital requirements.  A total of $246,158 had been repaid as of September 30, 2012, leaving a balance of $10,008 at September 30, 2012.  The borrowings bear interest at an annual interest rate of 5% and are due December 31, 2012.  The notes may be prepaid at any time and contain standard event of default terms.  The Company recognized total interest expense of approximately $136 and $3,810 on these borrowings during the three and nine months ended September 30, 2012, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

Upon effectiveness of the Company’s Registration Statement on Form S-1 on February 13, 2012, the then outstanding $490,500 of the Company’s Convertible Notes was converted into 1,635,001 shares of the Company’s common stock.

Deemed Dividends

During the three and nine months ended September 30, 2011, the Company’s wholly owned subsidiary made distributions to its owners prior to the Share Exchange totaling $436,749. The Company has treated these distributions as deemed dividends for financial reporting purposes.

Stock Option Awards

In July 2012, the Company’s board of directors and majority shareholders approved the 2012 Incentive Stock Plan (the “Plan”) designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The Plan provides for the granting of stock options and common stock awards at the discretion of the Company’s board of directors.

In July 2012, the Company entered into an employment agreement with its Director of Home Services (“Executive”), pursuant to which the Executive was awarded options to acquire 1,500,000 shares of common stock for an exercise price of $0.30 per share, vesting after two years of employment and expiring ten years from the date of grant. In addition, the Executive is eligible to earn options to acquire up to 5,250,000 shares of common stock for an exercise price of $0.01 per share based on performance criteria specified in the employment agreement. The Company estimated the fair value of the options to acquire 1,500,000 shares of common stock to be approximately $260,000 which will be recognized as expense over the two year vesting period. During the three and nine months ended September 30, 2012, the Company recognized $32,513 of stock-based compensation. The Company estimated the fair value of the options using the Black-Scholes valuation model and the following assumptions: 77% volatility, 0.72% risk free rate, 6 year expected term, and zero expected dividends.

A summary of option activity under the Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	-	$-	-	$-
Granted	1,500,000	$0.30	9.75	-
Outstanding at September 30, 2012	1,500,000	$0.30	9.75	-
Exercisable at September 30, 2012	-

Total stock based compensation cost related to nonvested awards not yet recognized as of September 30, 2012 is $227,588.

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

In September 2011, a complaint was filed in the United States District Court for the Southern District Court of Florida against SKM Media Group, Inc., claiming trademark infringement and unfair competition. A settlement agreement was entered into during March 2012, with no admission of liability by the parties to the action and an agreement for the parties to be responsible for their respective legal fees and to have no further obligations to each other.

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

Background

We were incorporated under the laws of the State of Nevada on October 27, 2010 as Piper Acquisition IV, Inc. We changed our name to “SKM Media Corp.” on August 25, 2011. On September 27, 2011, we acquired all the outstanding capital stock of SKM Media Group, Inc., a Florida corporation, effective as of December 31, 2010, in exchange for 45,000,000 shares of our common stock (the “Share Exchange”).

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

We create, print, mail and email millions of high impact, high response marketing pieces monthly for our clients ranging from individual sales agents, branches, dealers and business owners to Fortune 500 companies. Our network of printing facilities throughout the country allows us to offer direct mail campaigns at a competitive price with the ability to expedite jobs on an as-needed basis. SKM’s turn-key direct mail campaigns include: data, creative design (i.e. A/B split testing, Champion vs. Challenger mail piece analysis), print, packaging, postage, and our toll-free call-tracking system that allows customers to track the success of their campaign in real time. In addition, we have the ability to add personalized, customizable data to any direct mail campaign that enables clients to tailor each campaign to the needs of their prospects, which leads to improved response rates. For the three and nine months ended September 30, 2012, the revenue generated by our direct mail campaigns represented 98% and 96%, respectively, of our revenue.

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

We typically enter into multi-month agreements for the delivery of direct mail and email campaigns.  Under our agreements, our clients typically prepay all costs in advance, which includes media services, data, postage, printing, or transmission costs along with any ancillary costs and fees.

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

The following summarizes our results of operations for the three months ended September 30, 2012 and 2011:

Revenue

Our revenue increased by $2,508,939, or 212.8%, for the three months ended September 30, 2012, from $1,179,116 during the three months ended September 30, 2011, to $3,688,055 for the three months ended September 30, 2012.  This increase was primarily due to our largest customer increasing its utilization of our marketing platform by approximately $2.0 million, our second largest customer for the three months ending September 30, 2012 generating no revenue in 2011, and several new customers since September 2011.

Direct Mail

Our direct mail costs represent costs paid to providers of direct mail distribution services to prepare and distribute customers’ promotional material, which includes preparation, transportation and postage costs provided by such service providers. Such costs increased by $1,970,573, or 201.3%, from $978,732 for the three months ended September 30, 2011 to $2,949,305 for the three months ended September 30, 2012 as a result of the increase in sales described above.

Salaries, Commissions and Benefits

Our personnel costs increased by $271,827, or 118.1%, from $230,218 for the three months ended September 30, 2011, to $502,045 for the three months ended September 30, 2012. This increase was attributable to the hiring of additional sales and fulfillment personnel since September 30, 2011, increases in officers’ salaries, stock-based compensation related to options issued to our Director of Home Services and increased commissions resulting from the increased sales and marketing activity.

Professional Fees

Our professional fees increased by $44,166, or 8,643.1%, from $511 for the three months ended September 30, 2011, to $44,677 for the three months ended September 30, 2012. This increase was primarily attributable to professional fees related to our beginning to file reports with the Securities and Exchange Commission in 2012.

The following table summarizes our results of operations for the nine months ended September 30, 2012 and 2011:

Revenue

Our revenue increased by $4,039,976, or 92.6%, during the nine months ended September 30, 2012, from $4,363,273 during the nine months ended September 30, 2011, to $8,403,249 for the nine months ended September 30, 2012.  This increase was primarily due to our largest customer increasing its utilization of our marketing platform by approximately $3.3 million, our second largest customer for the nine months ending September 30, 2012 generating no revenue in 2011, and several new customers since September 2011.

Direct Mail

Our direct mail costs represent costs paid to providers of direct mail distribution services to prepare and distribute customer’s promotional material, which includes preparation, transportation and postage costs provided by such service providers. Such costs increased by $3,170,161, or 99.5%, from $3,186,977 for the nine months ended September 30, 2011 to $6,357,138 for the nine months ended September 30, 2012 as a result of the increase in sales described above.

Salaries, Commissions and Benefits

Our personnel costs increased by $615,323, or 91.2%, from $674,382 for the nine months ended September 30, 2011, to $1,289,705 for the nine months ended September 30, 2012. This increase was attributable to the hiring of additional sales and fulfillment personnel since September 30, 2011, increases in officers’ salaries, stock-based compensation related to options issued to our Director of Home Services and increased commissions resulting from the increased sales and marketing activity.

Data Services

Our data services costs decreased by $64,734, or 28.5%, from $226,835 for the nine months ended September 30, 2011, to $162,101 for the nine months ended September 30, 2012. This increase was in proportion to the decrease in data-only sales during 2012.

Professional Fees

Our professional fees decreased by $155,581, or 47.2%, from $329,948 for the nine months ended September 30, 2011, to $174,367 for the nine months ended September 30, 2012. This decrease was primarily attributable to professional fees related to the September 2011 Share Exchange.

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

At September 30, 2012, we had cash and cash equivalents of $651,153 and a working capital deficit of $22,136, as compared to a working capital deficit of $681,505 at December 31, 2011. The primary source of improvement in our working capital position during the first quarter of 2012 was the automatic conversion of $490,500 of convertible notes into 1,635,001 shares of our common stock upon our registration statement on Form S-1 being declared effective by the SEC on February 13, 2012.

We generated $20,617 of cash from operating activities during the nine months ended September 30, 2012. This was primarily attributable to our net income of $184,762, increases in accounts payable and accrued expenses of $44,071and an increase in deferred revenue of $83,366, offset by an increase in advances to suppliers of $259,357 and an increase in accounts receivable of $55,839. We used $134,252 in cash from operating activities during the nine months ended September 30, 2011, primarily attributable to our net loss of $402,000 and an increase in accounts receivable of $516,105, offset by a decrease in our deferred revenue of $238,352, an increase in account payable of $57,488, a decrease in advances to suppliers $485,817.  We anticipate the ability to generate cash from operating activities during the next twelve months in amounts sufficient to meet our obligations as they come due.

We have not required, nor do we expect to incur, material amounts of capital expenditures and thus have not had significant amounts of cash used in investing activities to date.

During the nine months ended September 30, 2012, we used $51,626 of cash in financing activities consisting of $66,326 to partially repay our outstanding employee notes, offset by additional borrowings from our line of credit of $14,700.  During the nine months ended September 30, 2011, we generated $488,835 of cash in financing activities from the issuance of our convertible notes and borrowings under our revolving line of credit and employee notes, all of which were partially reduced by dividends paid during the period.

Our convertible notes totaling $490,500 with several accredited investors bore interest at 5% per annum and were automatically converted into 1,635,001 shares of our common stock on February 13, 2012, upon our registration statement on Form S-1 being declared effective by the SEC.

We are party to a $650,000 revolving line of credit loan with a financial institution evidenced by a secured promissory note due May 17, 2013. The note provides for monthly payments of interest at LIBOR, plus 3.761% (4.731% as of September 30, 2012), is secured by a lien on substantially all of the Company’s assets and is guaranteed by the Company's two principal stockholders and officers. As of September 30, 2012, the outstanding principal balance of the line of credit was $213,700.00 and we were in compliance with all of our debt covenants thereunder.

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

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements.

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

As of September 30, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Treasurer (our principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1.     Legal Proceedings

Not applicable.

Item 1A.    Risk Factors

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on May 9, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

 Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosure

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit No.	Description

31.1	CEO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	CFO Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2012.

SKM MEDIA CORP.

By:	/s/ Steven L. Moreno
Steven L. Moreno, Chief Executive Officer, President, and Director (Principal Executive Officer)

By:	/s/ David D. Brooks
David D. Brooks, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Howard Minsky
Howard Minsky, Treasurer (Principal Accounting Officer)

